Form 10-K405
period 1999-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1999-3
filed 2000-03-31
CIK 1091320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

                        Commission File number 33-339505

                   ContiMortgage Home Equity Loan Trust 1999-3
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                               16-6491815
                                                               16-6491818
         New York                                              16-6491819
(State of other jurisdiction of                              (I.R.S. Employer
-------------------------------                              ----------------
incorporation or organization)                               Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                              14240-2599
---------------------------------------                     ------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:          Name of each exchange on which registered:

             None                                        None

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:
                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1999-3
                                      INDEX

                                                                            Page
                                                                            ----

PART 1  ..................................................................... 3
        ITEM 1    -   Business............................................... 3
        ITEM 2    -   Properties............................................. 3
        ITEM 3    -   Legal Proceedings...................................... 3
        ITEM 4    -   Submission of Matters to a Vote of Security Holders.... 3

PART II  .................................................................... 3
        ITEM 5    -  Market for Registrant's Common Stock and
                      Related Stockholder Matters............................ 3
        ITEM 6    -  Selected Financial Data................................. 3
        ITEM 7    -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .......... 3
        ITEM 7A   -  Quantitative and Qualitative Disclosures about
                      Market Risk............................................ 3
        ITEM 8    -  Financial Statements and Supplementary Data............. 4
        ITEM 9    -  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure................. 4

PART III..................................................................... 4
        ITEM 10   -  Directors and Executive Officers of the Registrant...... 4
        ITEM 11   -  Executive Compensation.................................. 4
        ITEM 12   -  Security Ownership of Certain Beneficial
                      Owners and Management.................................. 4
        ITEM 13   -  Certain Relationships and Related Transactions.......... 9

PART IV ..................................................................... 9
        ITEM 14 -    Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..................................... 9

SIGNATURES              ..................................................... 11
INDEX TO EXHIBITS       ..................................................... 12

                                     PART I
ITEM 1 -      Business

         Not Applicable.

ITEM 2 -      Properties

         Not Applicable.

ITEM 3  -     Legal Proceedings

         The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1999-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated June 17, 1999, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -  Submission of Matters to a Vote of Security  Holders

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 -  Market for Registrants Common Stock and  Related Stockholder Matters

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class B Certificates and A-9IO Certificates, issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of January 28, 2000, there were 15 holders of the Class A-1 Certificates, 14 holders of the Class A-2 Certificates, 17 holders of the Class A-3 Certificates, 2 holders of the Class A-4 Certificates, 7 holders of the Class A-5 Certificates, 22 holders of the Class A-6 Certificates, 8 holders of the Class A-7 Certificates, 4 holders of the Class A-8 Certificates, 6 holders of the Class B Certificates and 2 holders of the Class A-9IO Certificates.

ITEM 6 - Selected Financial Data

         Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.

ITEM 7A- Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1999 was $3,489,105.33.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -  Directors and Executive Officers of the Registrant

           Not applicable.

ITEM 11 -  Executive Compensation

           Not applicable.

ITEM 12 -  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                    Amount Owned
                                                    ------------
            Name and Address             All Dollar Amounts Are in Thousands
            ----------------             -----------------------------------
                                               Principal        Percent
                                               ---------        -------

Class A-1 Certificates
----------------------

Boston Safe Deposit and Trust Company            $49,290           24%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

State Street Bank and Trust Company              $46,735           22%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Chase Manhattan Bank                             $35,010           17%
4 New York Plaza
13th Floor
New York, NY  10004

The Northern Trust Company                       $23,335           11%
801 South Canal C-IN
Chicago, IL  60607

Bankers Trust                                    $15,790            8%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Investors Bank & Trust/ M.F. Custody             $10,000            5%
200 Clarendon Street
15th Floor, Hancock Tower
Boston, MA  02116

Bank One Trust Company, N.A. - State              $9,500            5%
1099 Polaris Parkway
4th Floor
Columbus, OH  43240


Class A-2 Certificates
----------------------

Investors Fiduciary Trust Company/ SSB           $41,700           33%
1776 Heritage Dr.
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Barclays Global Investors, N.A.                  $20,000           16%
45 Fremont Street
33rd Floor
San Francisco, CA  94105

Chase Manhattan Bank                             $17,995           14%
4 New York Plaza
13th Floor
New York, NY  10004

State Street Bank and Trust Company              $13,000           10%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Bankers Trust Company                            $10,500            8%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company             $7,240            7%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Bank of America, National Association             $7,000            6%
1401 Elm Street, 16th Floor
Dallas, TX  75202


Class A-3 Certificates
----------------------

Investors Fiduciary Trust Company/SSB            $36,300           50%
1776 Heritage Dr.
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

The Northern Trust Company                        $8,610           12%
801 South Canal C-IN
Chicago, IL  60607

Bankers Trust Company                             $7,000           10%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

State Street Bank and Trust Company               $4,900            7%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Citibank, N.A.                                    $4,650            6%
P.O. Box 30576
Tampa, FL  33630-3576


Class A-4 Certificates
----------------------

ABN Amro Incorporated/ Bond Trading              $26,500           64%
181 West Madison
Chicago, IL  60603

Chase Manhattan Bank                             $15,000           36%
4 New York Plaza
13th Floor
New York, NY  10004


Class A-5 Certificates
----------------------

The Bank of New York                             $15,000           37%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                             $10,000           24%
4 New York Plaza
13th Floor
New York, NY  10004

Merrill Lynch, Pierce, Fenner & Smith, Inc.       $8,900           22%
Debt Sec
4 Corporate Place
Corporate Park 287
Piscataway,  NJ  08855

Union Bank of California, N.A.                    $4,550           11%
P.O. Box 109
San Diego, CA  92112-4103


Class A-6 Certificates
----------------------

Citibank, N.A.                                   $23,375           32%
P.O. Box 30576
Tampa, FL  33630-3576

The Bank of New York                             $17,465           24%
925 Patterson Plank Road
Secaucus, NJ  07094

Union Bank of California, N.A.                    $6,530            9%
P.O. Box 109
San Diego, CA  92112-4103

U.S. Bank National Association                    $4,690            6%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402

State Street Bank and Trust Company               $3,500            5%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171


Class A-7 Certificates
----------------------

The Bank of New York                             $25,800           58%
925 Patterson Plank Road
Secaucus, NJ  07094

First Union National Bank                        $13,000           29%
1525 West W.T. Harris Blvd.
3A4
Charlotte, NC  28288

Class A-8 Certificates
----------------------

Chase Manhattan Bank                             $72,000           47%
4 New York Plaza
13th Floor
New York, NY  10004

Bankers Trust                                    $42,000           28%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company            $31,000           20%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                    $7,000            5%
P.O. Box 30576
Tampa, FL  33630-3576


Class B Certificates
--------------------

The Bank of New York                             $15,000           38%
925 Patterson Plank Road
Secaucus, NJ  07094

State Street Bank and Trust Company              $11,000           28%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Chase Manhattan Bank                             $10,000           25%
4 New York Plaza
13th Floor
New York, NY  10004

PNC Bank, National Association                    $3,100            8%
1600 Market Street
29th Floor
Philadelphia, PA  19103


Class A-9IO Certificates

Bank of New York/CDC Alpha                       $92,500           50%
One Wall Street
New York, NY  10286

State Street Bank and Trust Company              $92,500           50%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171


ITEM 13 -   Certain Relationships and Related Transactions

         None

                                    PART IV


ITEM 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:

                       Exhibit No.    Description
                       -----------    -----------

                          99.1      Statement of Compliance of the Servicer.


                          99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                          99.3      Annual compilation of Monthly Trustee's
                                    Statement.

                          99.4 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation, ContiSecurities Asset Funding Corp., as Depositor, Greenwich Capital Financial Products, Inc., as Supplemental Servicer and Manufacturers and Traders Trust Company, as Trustee.


b)       Reports on Form 8-K.

8 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                          Items Reported/Financial
Date of Report on Form 8-K                     Statements Filed
--------------------------                     ----------------

August 25, 1999                     Trustee's Monthly Report for the July
                                    Monthly Period
September 25, 1999                  Trustee's Monthly Report for the August
                                    Monthly Period
October 25, 1999                    Trustee's Monthly Report for the September
                                    Monthly Period
November 25, 1999                   Trustee's Monthly Report for the October
                                    Monthly Period
December 25, 1999                   Trustee's Monthly Report for the November
                                    Monthly Period
January 25, 2000                    Trustee's Monthly Report for the December
                                    Monthly Period

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By:  CONTISECURITIES ASSET FUNDING CORP.,
AS DEPOSITOR

                                       By: /s/ Alan Fishman
                                       --------------------
                                       Name: Alan Fishman
                                       Title: President

                                       By: /s/ Frank Baier
                                       -------------------
                                       Name: Frank Baier
                                       Title: Vice President

Date:  March 30, 2000

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


                       Exhibit No.    Description
                       -----------    -----------

                          99.1      Statement of Compliance of the Servicer.


                          99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                          99.3      Annual compilation of Monthly Trustee's
                                    Statement.

                          99.4 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation, ContiSecurities Asset Funding Corp., as Depositor, Greenwich Capital Financial Products, Inc., as Supplemental Servicer and Manufacturers and Traders Trust Company, as Trustee.